Form 10QSB
period 2007-06-30
MAP VI ACQUISITION, INC.
filed 2007-08-13
CIK 1393934

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number 000-52525

MAP VI Acquisition, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	43-2114547
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Lawrence E. Koehler
1372 Shermer Road
Northbrook, IL	60062
(Address of principal executive offices)	(zip code)

Issuer’s telephone number, including area code: (847) 509-3711

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒  NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:
As of July 31, 2007, there were 2,500,000 shares of common stock outstanding.

Transactional Small Business Disclosure Format (Check One): YES ☐  NO ☒

MAP VI ACQUISITION, INC.
(A Development Stage Company)

- INDEX -
PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheet as of June 30, 2007 (Unaudited)	4

Condensed Statements of Operations for the Three Months Ended June 30, 2007, for the Six
Months Ended June 30, 2007, for the period from November 22, 2006 (Date of Inception) to
June 30, 2007(Unaudited)	5

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2007 and for the period
From November 22, 2006 (Date of Inception) to June 30, 2007 (Unaudited)	6

NOTES TO CONDENSED FINANCIAL STATEMENTS	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	9

ITEM 3. CONTROLS AND PROCEDURES	9

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	10
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	10
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	10
ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS	10
ITEM 5. OTHER INFORMATION	10
ITEM 6. EXHIBITS	10

SIGNATURES	11

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MAP VI Acquisition, Inc.
(A Development Stage Company)
CONDENSED BALANCE SHEET
June 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash (TOTAL ASSETS)	$82

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Loans from Shareholders	$10,263
Accounts payable and accrued expenses	2,500
TOTAL CURRENT LIABILITIES	12,763

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.0001 par value; 10,000,000
shares authorized, none issued and outstanding	-
Common stock, $.0001 par value; 75,000,000
shares authorized, 2,500,000 issued and outstanding	250
Additional paid-in capital	-
Deficit accumulated during the development stage	(12,931)

TOTAL STOCKHOLDERS' DEFICIENCY	(12,681)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$82

The accompanying notes are an integral part of these condensed financial statements.

MAP VI Acquisition, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			For the period from
	Three Months	Six Months	November 22, 2006
	Ending	Ended	(Date of Inception)
	June 30, 2007	June 30, 2007	to June 30, 2007
Expenses
Professional fees	$5,900	$8,400	$10,900
Formation and other costs	1,359	1,419	2,031
Total Expenses	7,259	9,819	12,931
Other Income
Interest Income	-	-	-

NET LOSS	$(7,259)	$(9,819)	$(12,931)

Weighted average number of common shares	2,500,000	2,500,000	2,500,000
Net loss per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these condensed financial statements.

MAP VI Acquisition, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

		For the period from
	Six Months	November 22, 2006
	Ended	(Date of Inception)
	June 30, 2007	to June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,819)	$(12,931)
Changes in operating liabilities
(Decrease) increase in accounts payable and accrued expenses	-	2,500
NET CASH USED IN OPERATING ACTIVITIES	(9,819)	(10,431)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital	-	250
Proceeds from stockholder loan	9,000	10,263
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,000	10,513

NET (DECREASE) INCREASE IN CASH	(819)	82

CASH AT BEGINNING OF PERIOD	901	-
CASH AT END OF PERIOD	$82	$82

The accompanying notes are an integral part of these condensed financial statements.

MAP VI Acquisition, Inc.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Organization, Business and Operations

MAP VI ACQUISITION, INC. (the ‘‘Company’’) was incorporated in Delaware on November 22, 2006 with the objective to acquire, or merge with, an operating business. As of June 30, 2007, the Company had not yet commenced any operations.

The Company, based on proposed business activities, is a ‘‘blank check’’ company. The Securities and Exchange Commission defines such a Company as ‘‘a development stage company’’ when it has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issued ‘penny stock,’ as defined in Rule 3a 51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of ‘‘blank check’’ companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent, that desires to employ the Company’s funds in its business. The Company’s principal business objective for the next twelve (12) months, and beyond such time, will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.

NOTE 2 - Basis of Presentation

The condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of June 30, 2007. The results of operations for the three months ended June 30, 2007 are not necessarily indicative of the results of operations for the full year or any other interim period. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006 included in the Company's Form 10-SB as filed with the Securities and Exchange Commission on March 26, 2007.

NOTE 3 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Development Stage Company

The Company has not generated any revenues to date; accordingly, the Company is considered a development stage enterprise as defined in Statement of Financial Accounting Standards Board No. 7, “Accounting and Reporting for Development Stage Enterprises.” The Company is subject to a number of risks similar to those of other companies in an early stage of development.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. During the six months ended June 30, 2007 and 2006, the Company had no cash equivalents.

Earnings Per Share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period, in accordance with Financial Accounting Standards No. 128, “Earnings Per Share.”

NOTE 4 - Loan from Stockholder

Since it’s inception, the Company received $10,263 from one of its stockholders to be used for working capital. The loan is unsecured, non-interest bearing and is payable on demand.

NOTE 5 - New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Throughout this report on Form 10-QSB, the terms “we,” “us,” “our” and “the Company” refer to MAP VI Acquisition, Inc.

Introductory Comment - Forward-Looking Statements.

Certain statements contained in this quarterly report on Form 10-QSB include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “can,” “will,” “could,” “should,” “project,” “expect,” “plan,” “predict,” “believe,” “estimate,” “aim,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB and our other filings with the U.S. Securities and Exchange Commission (the “SEC”). These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Plan of Operation.

The Company has not realized any revenues from operations since its inception on November 22, 2006. Its plan of operation for the next twelve months is to locate suitable acquisition or merger candidates and consummate a business combination. The Company may need additional cash advances from its stockholders to pay for operating expenses until it consummates a business combination. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations.

The Company has not conducted any active operations since its inception, except for its efforts to locate suitable acquisition candidates. No revenues have been generated by the Company for the period from November 22, 2006 (inception) to June 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5. OTHER INFORMATION. None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

*3.1	Certificate of Incorporation.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on March 26, 2007, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAP VI ACQUISITION, INC.

Date: August 13, 2007	By:	/s/ I. Steven Edelson
I. Steven Edelson Chairman (Principal Executive Officer)