Form 10-K
period 2007-12-31
MAP VI ACQUISITION, INC.
filed 2009-09-21
CIK 1393934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number

MAP VI ACQUISITION, INC.
(Name registrant as specified in its charter)

Delaware	43-2114547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Shippan Avenue, Stamford, CT	06902
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(203) 323-7300

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.0001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

Aggregate market value of the voting stock held by non-affiliates as of December 31, 2007: $0.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of September 21, 2009, there were 72,029,241 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of MAP VI Acquisition, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Description of Business,” “Plan of Operation” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I
Item 1.         Business.

(a) Business Development

 MAP VI Acquisition, Inc. (“we”, “our”, “us”, the “Company” or the “Registrant”) was incorporated in the State of Delaware on November 22, 2006. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination. The business purpose of the Company is to seek the acquisition of or merger with, an existing company.

(b) Business of Issuer

 The Company, based on proposed business activities, is a “blank check” company. The Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

 The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

 The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Registrant. Neither the Registrant nor any of its officers or directors has had any preliminary contact or discussions with any representative of any other entity regarding a business combination. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

(a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c) Strength and diversity of management, either in place or scheduled for recruitment;

(d) Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or   similar arrangements or from other sources;

(e) The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

(f) The extent to which the business opportunity can be advanced;

(g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h) Other relevant factors.

 In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially, available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant's limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

 The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

 It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Registrant prior to such reorganization.

 The present stockholders of the Registrant will likely not have control of a majority of the voting shares of the Registrant following a reorganization transaction. As part of such a transaction, all or a majority of the Registrant's directors may resign and new directors may be appointed without any vote by stockholders.

 In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

 It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

 We presently have no employees. Our officers and directors are engaged in outside business activities and we anticipate they will devote to our business very limited time until the acquisition of a successful business opportunity has been consummated. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

(c) Reports to security holders

(1) The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

(2) The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Exchange Act.

(3) The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain   information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-   0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and   information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Competition

Our primary goal is the acquisition of a target company or business seeking the perceived advantages of being a publicly held corporation. The Company faces vast competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Patent and Trademarks

We currently do not own any patents, trademarks or licenses of any kind.

Government Regulations

There are no government approvals necessary to conduct our current business.

Employees

We presently have no employees apart from our management. Our officers and director are engaged in outside business activities and anticipates they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. RISK FACTORS

Our business is difficult to evaluate because we have no operating history.

As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The Company has no existing agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company's affairs in total. Our officers have not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There is currently no trading market for our common stock.

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business. Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act of 1933, as amended (“Securities Act”) and any other applicable federal or state securities laws or regulations. Shares of our common stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act (“Rule 144”), unless they meet the requirements of Rule 144(i) of the Securities Act.

There are issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement.

Since our shares of common stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of common stock.  We cannot control this future registration process in all respects as some matters are outside our control.  Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of common stock.

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenues unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 75,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

The Company has conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

The Company has neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Authorization of preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

Item 2.        Properties.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its officers and directors at no cost.  The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.        Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or as to which any of the Company’s property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4.         Submission of Matters to a Vote of Security Holders.

None ..

PART II

Item 5.       Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's Common Stock is not trading on any stock exchange. The Company is not aware of any market activity in its stock since its inception and through the date of this filing.

Holders

As of September 21, 2009, we had 113 stockholders of record.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

Not Applicable.

Item 7.        Management’s Discussion and Analysis or Plan of Operations.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Overview

The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from stockholders or loans from other parties to pay for operating expenses until the Company consummates the merger with a privately-held company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

Since our formation on November 22, 2006, our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a “blank check” company in as much as we have no specific business plans, no operations, revenues or employees. We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless and until additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

As a result of our limited resources, we expect to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Our officers are only required to devote a very limited portion of their time to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

We expect our present management to play no managerial role in the Company following a business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect. We cannot assure you that we will find a suitable business with which to combine.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate a suitable acquisition or merger transaction. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to consummate or effect an acquisition of, or merger with, an operating company, of which there can be no assurance.

Net loss for the years ended December 31, 2007 and 2006 was $(15,151) and $(3,112).  Net loss for the period from November 22, 2006 (Date of Inception ) to December 31, 2007 was $(18,263).

Liquidity and Capital Resources

The Company will not have any revenues from any operations absent a merger or other business combination with an operating company, and no assurance can be given that such a merger or other business combination will occur or that the Company can engage in any public or private sales of the Company’s equity or debt securities to raise working capital. The Company is dependent upon future loans from its present stockholders or management, and there can be no assurances that its present stockholders or management will make any loans to the Company. At December 31, 2007, the Company had cash of $0 and working capital of $0.

The Company's present material commitments are professional and administrative fees and expenses associated with the preparation of its filings with the SEC and other regulatory requirements. In the event that the Company engages in any merger or other business combination with an operating company, it will have additional material commitments. Although the Company from time to time may engage in discussions regarding a merger or other combination with an operating company, we cannot offer any assurances that we will engage in any merger or other combination with an operating company within the next twelve months.

Off Balance Sheet Arrangements

 We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8.    Financial Statements and Supplementary Data

MAP VI ACQUISITION, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 and 2006

MAP VI ACQUISITION, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2007 and 2006

Table of Contents

Reports of Independent Registered Public Accounting Firms	F-2 - F-3

Balance Sheets	F-4

Statements of Operations	F-5

Statements of Changes in Shareholders' Deficit	F-6

Statements of Cash Flows	F-7

Notes to the Financial Statements	F-8 - 13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MAP VI ACQUISITION, INC. (A Development Stage Company)

We have audited the accompanying balance sheet of Map VI Acquisition, Inc.  (A Development Stage Company) as of December 31, 2007 and the related statements of operations, changes in shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  Map VI Acquisition, Inc, (A Development Stage Company) as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has operating and liquidity concerns, and has incurred net losses approximating $18,000 as of December 31, 2007. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

/s/ Jewett, Schwartz, Wolfe & Associates
Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
September 8, 2009

200 South Park Road, SUITE 150 ● HOLLYWOOD, FLORIDA 33021 ● TELEPHONE (954) 922-5885 ● FAX (954) 922-5957
MEMBER – AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC
ACCOUNTANTS PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA ●REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING
OVERSIGHT BOARD OF THE SEC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
MAP VI Acquisition, Inc.

We have audited the accompanying balance sheet of MAP VI Acquisition, Inc. (a development stage company) (the “Company”) as of December 31, 2006 and the related statement of operations, changes in stockholders’ equity (deficit) and cash flows for the period from November 22, 2006 (Date of Inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAP VI Acquisition, Inc. (a development stage company) as of December 31, 2006, and the results of its operations and its cash flows for the period of November 22, 2006 (Date of Inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

UHY LLP
Southfield Michigan
March 23, 2007

UHY LLP is an independent member of Urbach Hacker Young International Limited

MAP VI ACQUISITION, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31
	2007	2006
ASSETS:

CURRENT ASSETS
Cash	$-	$901
Total current assets	-	901

TOTAL ASSETS	$-	$901

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accrued professional fees	$3,750	$2,500
Total current liabilities	3,750	2,500

Loan payable - stockholder	-	1,263

Total liabilities	3,750	3,763

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value, 10,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, $.0001 par value, 75,000,000 shares authorized; 2,500,000 issued and outstanding as of December 31, 2007 and 2006, respectively	250	250
Additional paid-in capital	14,263	-
Accumulated deficit during this development stage	(18,263)	(3,112)
Total stockholders' deficit	(3,750)	(2,862)

LIABILITIES AND STOCKHOLDERS' DEFICIT:	$-	$901

The accompanying notes are an integral part of these financial statements.

MAP VI ACQUISITION, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD FROM NOVEMBER 22, 2006 (INCEPTION) THROUGH DECEMBER 31, 2007

			For the Period
			from November 22, 2006
			(inception) through
	2007	2006	December 31, 2007

REVENUES:	$-	$-	$-

EXPENSES:
Formation and other costs	-	3,112	3,112
Filing fees	2,266	-	2,266
Professional accounting fees	12,825	-	12,825
State taxes	60	-	60
Total expenses	15,151	3,112	18,263

NET LOSS	$(15,151)	$(3,112)	$(18,263)

NET LOSS PER SHARE:
Basic and diluted:	$(0.01)	$(0.00)

WEIGHTED AVERAGE OF SHARES OUTSTANDING:

Basic and diluted	2,500,000	2,500,000

The accompanying notes are an integral part of these financial statements.

MAP VI ACQUISITION, INC.
( A Development Stage Company)
STATEMENTS OF STOCKHOLDER' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD FROM NOVEMBER 22, 2006 (INCEPTION) THROUGH DECEMBER 31, 2007

						Accumulated
						Deficit in this
	Preferred Stock		Common Stock		Additional	Development
	Shares	Amount	Shares	Amount	paid-in captial	Stage	Total

Balance at November 22, 2006 (inception)	-	$-	-	$-	$-	$-	$-

Common shares issued	-	-	2,500,000	250	-	-	250

Net loss	-	-	-	-	-	(3,112)	(3,112)

Balance at December 31, 2006	-	$-	2,500,000	250	$-	$(3,112)	$(2,862)

Conversion of shareholder loans into company's capital contribution	-	-	-	-	14,263	-	14,263

Net loss	-	-	-	-	-	(15,151)	(15,151)

Balance at December 31, 2007	-	$-	$2,500,000	$250	$14,263	$(18,263)	$(3,750)

The accompanying notes are an integral part of these financial statements.

MAP VI ACQUISITION, INC.
( A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD FROM NOVEMBER 22, 2006 (INCEPTION) THROUGH DECEMBER 31, 2007

			For the Period
			from November 22, 2006
			(inception) to
	2007	2006	December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(15,151)	$(3,112)	$(18,263)
Increase in accrued professional fees	1,250	2,500	3,750
Net cash used in operating activities	(13,901)	(612)	(14,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	250	250
Proceeds from loan payable - stockholder	13,000	1,263	14,263
Payments on loan payable - stockholder	-	-
Net cash provided by financing activities	13,000	1,513	14,513
			-
DECREASE IN CASH	(901)	901	-
CASH, BEGINNING OF YEAR	901	-	-
CASH, END OF YEAR	$-	$901	$-

Supplemental disclosure informaiton

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Conversion of shareholder loans into company's capital contribution	$14,263	$-

The accompanying notes are an integral part of these financial statements.

MAP VI ACQUISITION, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006
AND THE PERIOD FROM NOVEMBER 22, 2006 (INCEPTION) THROUGH DECEMBER 31, 2007

NOTE 1 – BACKGROUND

MAP VI Acquisition, Inc. (the “Company”) was incorporated in Delaware with the objective to acquire, or merge with an operating business. On December 20, 2006, the Company sold 2,500,000 shares of common stock for consideration of $250.

At December 31, 2007, the Company has not yet commenced any operations. All activity from November 22, 2006 (Date of Inception) through December 31, 2007 relates to the Company’s formation and the pending registration statement described below. The Company selected December 31 as its fiscal year end.

The Company, based on its proposed business activities, is a “blank check” company. The Securities and Exchange Commission defines such a company as “a development stage company” that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issued ‘penny stock,’ as defined in Rule 3a 51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules, and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent, desires to employ the Company’s funds in its business. The Company’s principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry, or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.

NOTE 2 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has year end losses from operations and had no revenues from operations in 2007 and 2006.  From inception through the year ended December 31, 2007, the Company has accumulated net losses of $18,263.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Management may also plan to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

MAP VI ACQUISITION, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006
AND THE PERIOD FROM NOVEMBER 22, 2006 (INCEPTION) THROUGH DECEMBER 31, 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Basis of Presentation

The Company has produced no revenue from its principal business and is a development stage company as defined by the Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development State Enterprises”.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2007 and 2006, there were no cash and cash equivalents.

Income Taxes

Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

MAP VI ACQUISITION, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006
AND THE PERIOD FROM NOVEMBER 22, 2006 (INCEPTION) THROUGH DECEMBER 31, 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.
Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

Recent accounting pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's financial position and results of operations.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not anticipate that the adoption of this standard will have a material impact on the Company’s financial position and results of operations.

MAP VI ACQUISITION, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006
AND THE PERIOD FROM NOVEMBER 22, 2006 (INCEPTION) THROUGH DECEMBER 31, 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent accounting pronouncements – continued

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.”  This Statement replaces the original SFAS No. 141.  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.
b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.
c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is evaluating the effect that the adoption of SFAS No. 141(R) will have on its results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument.  The Company is evaluating the impact that the election of this fair-value option will have on its financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements.”  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of SFAS No. 157 will have a material impact on the Company’s results of operations and financial conditions.

MAP VI ACQUISITION, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006
AND THE PERIOD FROM NOVEMBER 22, 2006 (INCEPTION) THROUGH DECEMBER 31, 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent accounting pronouncements – continued

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal year 2007 and did not have a material impact on its results of operations and financial condition.

NOTE 4 – RELATED PARY TRANSACTION

The Company has a loan payable of $0 and 1,263 to a stockholder at December 31, 2007 and 2006, respectively. The loan is non-interest bearing and is payable on demand.

NOTE 5 – COMMON STOCK

On December 27, 2007 the Company entered into a Stock Purchase Agreement with Highland Global Partners, Inc., pursuant to which the Company agreed to sell to Highland Global Partners, Inc. 2,500,000 of the Company’s shares of common stock, representing 100% of the issued and outstanding capital stock of the Company, for an aggregate consideration of $30,000.  The sale constitutes a change in control of the Company.

A total amount of $14,263 of the purchase price was recorded as a capital contribution to retire the shareholder loan payable.

On December 20, 2006 the Company sold 2,500,000 shares of its common stock to several accredited investors pursuant to a Private Placement Offering for consideration of $250.

NOTE 6 – PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determine from time to time by the Board of Directors.

NOTE 7 – SUBSEQUENT EVENT

On February 4, 2009, Map VI Acquisition, Inc. (the “Company”), Businesstalkradio.net Acquisitions Corp., a wholly-owned subsidiary of the Company (“Acquisition Sub”), and Businesstalkradio.net, Inc. (“BTRN”) entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), which closed on February 4, 2009 (the “Closing Date”). Pursuant to the terms of the Merger Agreement, Acquisition Sub merged with and into BTRN, which became a wholly-owned subsidiary of the Company (the “Merger”).

MAP VI ACQUISITION, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006
AND THE PERIOD FROM NOVEMBER 22, 2006 (INCEPTION) THROUGH DECEMBER 31, 2007

NOTE 7 – SUBSEQUENT EVENT - continued

At the closing of the Merger, each share of BTRN’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into 72,311,304 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”). An aggregate of 72,311,304 shares of the Company’s Common Stock was issued to the holders of BTRN’s common stock.

Pursuant to the terms of the Merger Agreement, the Company assumed all of BTRN’s obligations under BTRN’s outstanding stock. Neither the Company nor BTRN had any other options or warrants to purchase shares of capital stock outstanding at the time of the Merger.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9(a).        Controls and Procedures.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.   We do not have formalized documentation related to our internal control policies and procedures; however, there are informal policies and procedures that cover the recording and reporting of financial transactions. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2008. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.   We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.   We do not have sufficient personnel working on our accounting functions to ensure we can timely file our quarterly and annual reports, as indicated by the filing of this annual report after the original due date (but within the extension period). Management evaluated the impact of our lack of internal accounting personnel to ensure we can timely file our required quarterly and annual reports and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, we have continued to refine our internal procedures to begin to implement segregation of duties and to seek additional internal accounting personnel.

Changes in Internal Controls.

During the three months ended December 31, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 Item 9B Other Information

None.

PART III

Item 10.        Directors, Executive Officers, and Corporate Governance.

Our directors, executive officers, significant employees, as well as their ages and the positions they held, as of December 31, 2007, are set forth below.  Our directors hold office until our next annual meeting of stockholders and until their successors in office are elected and qualified.  All of our officers serve at the discretion of our Board of Directors.  There are no family relationships among our executive officers and directors.

Our officers and directors and additional information concerning them, are as follows:

Name	Age	Position
I. Steven Edelson* 3010 Floral Drive Northbrook Il, 60062	47	Chairman and Director
Lawrence E. Koehler* 1856 Sunnyside Circle Northbrook, IL 60062	50	Chief Financial Officer and Director
Ronald M. Lambert* 1320 Edgewood Lane Northbrook, IL 60062	40	President, Secretary and Director

*Served in their designated positions from inception to December 27, 2007

I. Steven Edelson , 47, Mr. Edelson has served as a director and chairman of the Company since November 22, 2006. Mr. Edelson has been a principal of Mercantile Capital Group and a managing director of the Chicago office since 1997. Mr. Edelson has been a principal of Mercantile Capital Markets, which manages MCG, from 1997 to the present. The firm’s investment activities include private equity, direct investments in public companies, mezzanine investments in early stage companies, buyouts, project finance and bridge financings. Mr. Edelson has been involved in finance and real estate for more than 18 years. From July 1995 to present, Mr. Edelson has also served as managing director of International Facilities Group (IFG), a leading facilities development and management company. Mr. Edelson also served on the board of Services Acquisition Corp. International as vice chairman and vice president. He also served on the Business Council for the Woodrow Wilson Center and the Supervisory Committee of Urban America, and serves as a board member of several private companies: Ligos Corporation, a software company focused on solutions for video compression, Itracs, an enterprise software company focused on network infrastructure management, and MoveOnIn, Inc., a relocation and lifestyle services company. In addition, Mr. Edelson currently serves as the co-chairman and director of R&R Acquisition II, Inc., the chief executive officer and co-chairman of R&R Acquisition IV, Inc. and the chairman and director of MAP IV Acquisition, Inc., MAP V Acquisition, Inc., and MAP VII Acquisition, Inc.

Lawrence E. Koehler , 50, has served as the chief financial officer and director of the company since November 22, 2006. Mr. Koehler also serves as chief financial officer and secretary of R&R Acquisition II, Inc, chief financial officer of MAP IV Acquisition, Inc., MAP V Acquisition, Inc., and MAP VII Acquisition, Inc, the chief operating officer of Financial Action LLC, a financial services holding company, and serves as a consultant to Mercantile Capital Group. Over the past 5 years, Koehler has served as a financial and business consultant to private equity funds and individual investors in the areas of mergers, acquisitions, dispositions and dissolutions, buy and sell due diligence and integration of operations, and was the chief financial officer of Spirian Technologies, Inc. a leading provider of software solutions. Mr. Koehler currently serves on the board of directors of Professional Golf Car Corporation of Florida, Socrates Media LLC, and MAP IV Acquisition, Inc., MAP V Acquisition, Inc., and MAP VII Acquisition, Inc. He is a graduate of Loyola University of Chicago, completed the Securities Industry Institute at the Wharton School of the University of Pennsylvania and is a Certified Public Accountant.

Ronald M. Lambert , 40, has served as the president, secretary and director of the company since November 22, 2006. Mr. Lambert also serves as president and secretary of MAP IV Acquisition, Inc., MAP V Acquisition, Inc., and MAP VII Acquisition, Inc. Mr. Lambert also serves as general counsel of Financial Action LLC, a financial services holding company, chief operating officer of Quiz Kids Club, Inc., an educational software company and serves as a consultant to the Mercantile Group. From October 2004 to March 2006, Mr. Lambert served as general counsel of Telution, Inc., a software development and professional services company. From March 2006 through May 2006, Mr. Lambert served as chief counsel of CSG Systems, Inc. in a transitory capacity after CSG Systems, Inc. acquired Telution, Inc. via merger. From October 2002 through October 2004, Mr. Lambert served as an independent legal and business consultant to private equity firms and high technology companies, including telecommunications providers and software development firms. From March 2000 to October 2002, Mr. Lambert served as vice president business development and general counsel of Shoptalk Networks, Inc., a voice application developer. Mr. Lambert currently serves on the board of directors of MAP IV Acquisition, Inc., MAP V Acquisition, Inc., MAP VII Acquisition, Inc. and Quiz Kids Club, Inc. He is a graduate of University of Michigan and DePaul University College of Law, where he graduated with honors and was a member of the Order of the Coif.

NAME	AGE	POSITION
Steven Y. Moskowitz*		President/CEO/Director
Michael Metter**	58	President/CEO/Director
Jeff Weber**	55	Executive Vice President
Joy Marshall**	45	Chief Financial Officer
Michael Pisani**	66	Director
Frank Lazauskas**	48	Director
William Purcell**	66	Director

*Served in designated capacity from December 27, 2007 to February 2009
**Began serving in designated capacity in February 2009.

Steven Moskowitz has been working for Spongetech Delivery System Inc. as Secretary, Treasurer and a Director since June 1999. In February 2006, Mr. Moskowitz was appointed to serve as our Chief Financial Officer. Mr. Moskowitz has served as a director of RM Enterprises International, Inc. since April 2001 and as its Secretary since March 2, 2004. He has been a director of Western Power and Equipment Corp. (OTCBB) since February 11, 2003. Since June 2003, he has been director of Tiburon Capital Group, a privately held holding corporation, and since May 2000, he has served as Vice President of ERC Corp., a privately-held marketing consultant. Mr. Moskowitz is also director and President of Vanity Holdings inc. private company.  He served as Vice President, Marketing and Business Development for H. W. Carter & Sons, a distributor of children's clothing, from 1987 to 2002. He was President of the H. W. Carter & Sons division of Evolutions, Inc. from 1996 to 1997. Mr. Moskowitz served in various capacities at Smart Style Industries, a manufacturer and distributor of children's apparel, from 1986 to 1987 from sales assistant to Vice President Sales and Marketing. Mr. Moskowitz also serves as a Director of National Stem Cell, Inc. (NHGI.PK) since January 2007. He received his B.S. in Management from Touro College in 1986.

MICHAEL L. METTER– PRESIDENT/CEO

 Mr. Metter has held the position of President and CEO since June, 2002.  He currently consults to a broad range of businesses, including IT communications and media businesses, on mergers, acquisitions, restructuring, financing and other matters.  From October 1998 to February 2001, Mr. Metter was a principal of Security Capital Trading, Inc., and was a principal at Madison Capital from September 1997 to October 1998. Mr. Metter was President of First Cambridge Securities from October 1993 to August 1997.  From April 2001 to September 2007, Mr. Metter was President of R.M. Enterprises International, Ltd.  After a merger of a division of R.M. Enterprises International, Ltd. into Azurel, Ltd. in October 2002, Mr. Metter became President and COO of Azurel.  He resigned as President in February 2003 and later resigned from the position of COO, which he held from February 2003 until June 28, 2003 He is also Chairman of Tiburon Capital Group.  Mr. Metter was a Director for Solar Thin Films (SLTN), a public company, formally American United Global, from May, 2004 to April, 2007, and has been the CEO for Spongetech Delivery Systems (SPNG) since February 2001.  He has served as Director of Western Power & Equipment Corporation (WPEC) from February 11, 2003 to February 2008.  During the 80’s, after leaving the Retail Industry, Mr. Metter started his career at D.H. Blair, where he rose to Executive Vice President.  During that period, Mr. Metter owned Metter Broadcasting, a group of four radio stations that, ultimately, merged into Sage Broadcasting.  Sage Broadcasting went public in 1991 and was sold to a division of General Electric during 1995.  Sage Broadcasting, at its peak, had 22 radio stations throughout the United States.  Mr. Metter has an undergraduate degree of Business Administration from Adelphi University (BBA ’73) and a Master of Business Administration in Finance, with a minor in Consumer Psychology, also from Adelphi University (MBA ’75).  As President and CEO of the parent Company, Mr. Metter is responsible for the day-in and day-out overall running of the business.  His responsibilities include overseeing all financial commitments and responsibilities, besides setting the long-term goals and mission of the business.

JEFF WEBER -EXECUTIVE VICE-PRESIDENT

Mr. Weber serves as Executive Vice President of the Network.  He has more than 30 years of experience in the radio industry, including 20 as a general manager in markets including Albany, NY.  In addition, he has owned stations in Logan, Utah and Amsterdam, New York. From 1999 to 2001, he worked as a local sales manager for WTTS-FM and WGCL-AM in Indianapolis.  From 2001 to 2002, he worked as General Sales Manager for WZBA-FM in Baltimore.  Mr. Weber managed two radio properties for Metter Broadcasting/Sage Broadcasting from 1985 to 1987. His background also includes several years as a program director in the early part of his career.  He is currently a member of the Broadcast Cable Financial Management Association.

 Mr. Weber is primarily responsible for the day-in day-out operations of both the networks and the four radio stations.

JOY MARSHALL- CHIEF FINANCIAL OFFICER

Ms. Marshall is the Business Manager and Chief Financial Officer of the Company. Mr. Marshall worked with Westinghouse Broadcasting from 1986-1992 and Odyssey Communications/Big City Radio Inc. from 1992-2002.  Ms. Marshall joined Greenwich Broadcasting Corporation in January, 2003 which was acquired by BTRN in June, 2003.  Ms. Marshall’s responsibilities include Human Resources, Payroll, Accounts Payable and Receivable, and all other accounting functions.

FRANK LAZAUSKAS- DIRECTOR

 Mr. Lazauskas has been the President of FJL Enterprises, Inc. and TNJ Enterprises, Inc. since he formed them in 1999 and 1997, respectively.  FJL Enterprises, Inc. and TNJ Enterprises, Inc. own and operate eight Dominos Pizza Stores.  Mr. Lazauskas received his B.A> in Mathematics from Central Connecticut State University in 1983.

WILLIAM PURCELL- DIRECTOR

 Mr. Purcell graduated from Princeton University in 1964 and from New York University Graduate School of Business in 1966.  Since 2001, Mr. Purcell has been the Senior Director of Seale and Associates, an investment banking firm in Arlington, Virginia and has been an expert witness for a number of law firms with regard to investment banking/financial-oriented litigation issues.

MICHAEL PISANI- DIRECTOR

 Mr. Pisani received his B.A. from DePauw University in 1965 and did his post-graduate work at New York University.  He began his career as a broker in 1966 with Steven Rothschild & Co., New York, and later a partner of that firm in 1969.  In 1978 he became a partner of Spear, Leeds & Kellogg, thereafter becoming President and Chairman of its subsidiary, Troster, Singer & Co.  Upon his retirement in 1983, he has been a private investor and consultant to many small-cap companies

Significant Employees.

As of the date hereof, the Company has no significant employees.

The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Involvement in Certain Legal Proceedings
During the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because of the small number of persons involved in the management of the Company.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. During the fiscal year ended December 31, 2007, Mr. Moskowitz failed to file a Form 3.

Item 11. Executive Compensation

None of the Company’s officers or directors has received any cash remuneration since inception. Officers will not receive any remuneration upon completion of the offering until the consummation of an acquisition. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. None of the officers and directors intends to devote more than a few hours a week to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of Common Stock (1) by each person who is known by us to beneficially own more than 5% of Common Stock, (2) by each of the officers and directors; and (3) by all of the officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o BTRN 401 Shippan Avenue, Stamford, Connecticut 06902

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)		PERCENTAGE OF COMMON STOCK (2)

Michael L. Metter	Common Stock	8,625,343	(6)	11.94

Joy Marshall	Common Stock	45,000		*

Jeff Weber	Common Stock	460,000	(3)	*

Michael Pisani	Common Stock	23,798,258	(5)	33.04

Frank Lazauskas(4)	Common Stock	7,266,668		10.09

William Purcell	Common Stock	250,000		*

FJL Enterprises, Inc.(4)	Common Stock	5,166,668		*

Officers and Directors As A Group ( 6 persons)	Common Stock	40,78,602		7.17

*less than 1%

(1) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of September 21, 2009 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage based upon 72,029,241 shares of common stock outstanding as of September 21, 2009.

(3) 20,000 shares of Common Stock held by Jeff Weber held i/t/f Mark Weber.

(4) Frank Lazauskas holds investment or dispositive power over the shares held by FJL Enterprises, Inc. and holds investment or dispositive power over 300,000 shares held by TNJ Enterprises, Inc.

(5) 1,000,000 shares held indirectly through spouse, Sheldon Pisani.

(6) Includes 25,000 shares held through spouse, Debra Lanava.  Mr. Metter disclaims ownership of these shares.

The issuer is not aware of any person who owns of record, or is known to own beneficially, ten percent or more of the outstanding securities of any class of the issuer, other than as set forth above. There are no classes of stock other than common stock issued or outstanding.

There are no current arrangements which will result in a change in control.

Item 13. Certain Relationships And Related Transactions and Director Independence

None.

Item 14.        Principal Accounting Fees and Services.

Audit Fees

For our fiscal year ended December 31, 2007, we were billed approximately $3,750 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2006, we were billed approximately $0 for professional services rendered for the audit and reviews of our financial statements.

Other Audit Related Fees

For our fiscal years ended December 31, 2007 and 2006, we were not billed for professional services rendered to other audit related fees.

Tax Fees

For our fiscal years ended December 31, 2007 and 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees
 We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2007 and 2006.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2007 were pre-approved by the entire Board of Directors.

PART IV

Item 15.        Exhibits and Financial Statements Schedules

Exhibit No.	Title of Document

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
32.2	Certification of principal principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAP VI ACQUISITION, INC.

Date: September 21, 2009	By:	/s/ Michael Metter
Michael Metter
President and Director (Principal Executive Officer)

/s/ Joy Marshall
Joy Marshall
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael Metter	President, CEO, Director	September 21, 2009
Michael Metter

/s/ William Purcell	Director	September 21, 2009
William Purcell

/s/ Michael Pisani	Director	September 21, 2009
Michael Pisani

/s/ Frank Lazauskas	Director	September 21, 2009
Frank Lazauskas